Form 10-Q
period 2016-12-31
NPQ Holdings Ltd
filed 2017-04-03
CIK 1659911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-212517

NPQ HOLDINGS LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	36-4820200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Toa Payoh Lorong 6 #02-514
Singapore 310190
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +65 6681 6667

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]   Accelerated Filer [  ]    Non-accelerated Filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2016
Common Stock, $.0001 par value	155,560,000

	TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION
ITEM 1.	CONDENSED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016	F-1
	Condensed Consolidated Statement of Operations for the Three Months and Nine Months Ended December 31, 2016, and for the Period from October 9, 2015 (inception) to December 31, 2015 (unaudited)	F-2
	Condensed Statement of Changes in Stockholders’ Deficit for the Nine Months Ended December 31, 2016 (unaudited)	F-3
	Condensed Statement of Cash Flows for the Nine Months Ended December 31, 2016 and for the Period from October 9, 2015 (inception) to December 31, 2015 (unaudited)	F-4
	Notes to the Condensed Financial Statements for the Nine Months Ended December 31, 2016 and for the Period from October 9, 2015 (inception) to December 31, 2015 (unaudited)	F-5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6
SIGNATURES		7

NPQ HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND MARCH 31, 2016

(Expressed in United States Dollars, except number of shares)

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,092	$210,169
TOTAL ASSETS	$86,092	$210,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,849	$37,500
Accounts payable – related party	-	31,500
Deposits	23,930	45,930
Convertible notes payable	64,000	-
TOTAL CURRENT LIABILITIES	98,779	114,930

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – Par value $0.0001; 200,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock – Par value $ 0.0001; 600,000,000 shares authorized, 155,560,000 shares issued and outstanding, respectively	15,556	15,556
Additional paid-in capital	555,444	555,444
Accumulated deficit	(583,687)	(475,761)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(12,687)	$95,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$86,092	$210,169

See accompanying notes

NPQ HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND

FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO DECEMBER 31, 2015

(Expressed in United States Dollars, except number of shares)

(Unaudited)

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016	For the period from October 9, 2015 (inception) to December 31, 2015

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Software development	-	32,300	-
General and administrative expenses (Including $0, $45,000 and $4,500 to related party, respectively)	10,117	75,626	4,500
Total Operating Expenses	10,117	107,926	4,500

NET LOSS	$(10,117)	$(107,926)	$(4,500)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	155,560,000	155,560,000	150,000,000

See accompanying notes

NPQ HOLDINGS LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

	Common Stock $0.0001 par value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2016	155,560,000	$15,556	$555,444	$(475,761)	$95,239

Net loss		-	-	(107,926)	(107,926)

Balance, Dec 31, 2016	155,560,000	$15,556	$555,444	$(583,687)	$(12,687)

See accompanying notes.

NPQ HOLDINGS LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND

FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO DECEMBER 31, 2015

(Expressed in United States Dollars)

(Unaudited)

	For the Nine Months Ended December 31, 2016	For the period from October 9, 2015 (inception) to December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,926)	$(4,500)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:	-	-
Accounts Payable – related party	(31,500)	4,500
Accounts Payable and accrued expenses	(26,651)	-
Customer Deposits	(22,000)	-
Net cash used in operating activities	(188,077)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	64,000	-

Net decrease in cash and cash equivalents	(124,077)	-
Cash and cash equivalents, beginning of period	210,169	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,092	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes

NPQ HOLDINGS LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND

FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO DECEMBER 31, 2015

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NPQ Holdings Limited (the “Company”) was incorporated on October 9, 2015 under the laws of the State of Nevada. The Company is in its development stage and will focus on early stage business activities such as proof of concept development, and promoting its new technology.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended December 31, 2016, the Company had no revenues and incurred a net loss of $107,926, and used cash in operations of $188,077, and at December 31, 2016, the Company had a stockholders’ deficit of $12,687.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months or for us to achieve our business plan to finalize the development of our software and applications. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the period from October 9, 2015 (Inception) to March 31, 2016 filed in the Company’s registration statement on Form S-1 Amendment No. 4 with the SEC on January 27, 2017. The condensed consolidated balance sheet as of March 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Significant estimates include the accrual of potential liabilities and assumptions used in valuing share-based compensation. Actual results may differ from these estimates.

Principles of consolidation

The consolidated financial statements for NPQ Holdings Limited and its subsidiaries include the accounts of NPQ Holdings Limited and its wholly owned subsidiaries, NPQ Global Limited and NPQ (HK) Limited.  Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company plans to generate revenue from sales and subscriptions of our software products once development is completed. Subscription revenue will be recognized ratably over the term of subscription agreements. Deposits received from potential customers are recorded as a liability on the accompanying consolidated balance sheets.

Software Development Costs

Costs related to internally developed software are expensed until technological feasibility has been achieved, after which the costs are capitalized.

Stock-Based Compensation

The Company periodically may grant shares of stock, stock options, or warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for share-based grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for share-based grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Where there are no future performance requirements by the non-employee, share-based grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the period ended December 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because the Company did not have any potential dilutive securities outstanding during the period.

Fair Value of Financial Instruments

Under current accounting guidance, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company believes the carrying amount of its financial instruments (consisting of cash, accounts payable and accrued expenses, deposits, and account payable-related party) approximates fair value due to the short-term nature of such instruments.

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period.  We currently do not engage in any currency hedging activities. For the three and nine months ended December 31, 2016, and for the period from October 9, 2015 (inception) to December 31, 2015, the period end and average period exchange rate for the Hong Kong Dollar/US Dollar has been 7.75.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.	CONVERTIBLE NOTES PAYABLE

For the nine months ended December 31 2016, the Company issued $64,000 of convertible promissory notes to 32 unrelated, non-affiliated individuals. The notes are convertible at the option of the note holders’ into 320,000 shares of the Company’s common stock at a conversion price of $0.20 per share, are unsecured, bear interest of 1% per annum, and mature on December 31, 2017. The Company determined that there was no beneficial conversion features related to the issuance of any of the notes.

3.	STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2016, there are 155,560,000 shares of common stock issued and outstanding.

At December 31, 2016, there were no stock options, warrants or other potentially dilutive securities except the convertible notes outstanding as of December 31, 2016.

4.	RELATED PARTY TRANSACTIONS

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 19% shareholder in the Company, and provides services to the Company. Pursuant to a consulting agreement, the Company agreed to pay Greenpro $45,000 upon the filing of a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of the Company’s common stock currently outstanding. On July 14, 2016, the Company filed the Form S-1 and recorded the $45,000 fee due to Greenpro in the accompanying statement of operations for the nine months ended December 31, 2016. In addition, the Company is to pay Greenpro $60,000 upon effectiveness of the Form S-1.

5.	SUBSEQUENT EVENTS

The Company filed a registration statement with the SEC, on Form S-1, which as amended became effective on February 13, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.4, dated January 27, 2017, for the year ended March 31, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.4, dated January 27, 2017, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

As reflected in the Company’s consolidated financial statements, the Company has no revenue and during the nine months ended December 31, 2016, incurred a net loss of $107,926, and used cash in operations of $188,077. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan.

Management estimates that the current funds on hand will not be sufficient to continue operations through the next twelve months or for us to achieve our business plan to finalize the development of our software and applications. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business, and estimates that a significant amount of capital will be necessary to advance the development of our projects to the point at which they will become commercially viable. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing. The ability of the Company to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan and continuing to raise funds through debt and/or equity raises.

From April 2016 to December 2016, the Company issued $64,000 of convertible promissory notes to thirty two unrelated, non-affiliated individuals. The notes are convertible at the option of the note holders’ into 320,000 shares of the Company’s common stock at a conversion price of $0.20 per share, are unsecured, bear interest of 1% per annum, and mature on December 31, 2017.

Being a development stage company, we have very limited operating history. We do not currently have an office in the United States but our address for service of process in Nevada is 1645 Village Center Circle, Suite 170 Las Vegas, NV 89134. Our principal executive office is located at 190 Toa Payoh Lorong 6 #02-514, Singapore 310190.

We have generated no revenues up to December 31, 2016; no significant additional revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To increase our cash surplus and provide additional capital for expansion we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Results of Operation

For the three and nine months period ended December 31, 2016 and for the period from October 9, 2015 (Inception) to December 31, 2015

Revenues

We have not recorded any revenues during the three and nine months ended December 31, 2016 and for the period October 9, 2015 (inception) to December 31, 2015.

General and administrative expenses

We incurred a total of $10,117 and $75,626 of general and administrative expenses during the three and nine months ended December 31, 2016, respectively, as compared to $4,500 for the for the period from October 9, 2015 (inception) to December 31, 2015. The general and administrative expenses are mainly comprised of the professional fees to a related party and accounting fees. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three and nine months ended December 31, 2016, we had generated $0 in revenues and incurred a total net loss of $10,117 and $107,926 respectively, as compared to the net loss of $4,500 for the period from October 9, 2015 (inception) to December 31, 2015.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended December 31, 2016 and for the period from October 9, 2015 (inception) to December 31, 2015, cash flows used in operating activities was $188,077 and $0 respectively. Our net loss for the nine months ended December 31, 2016 was the reason for our negative operating cash flow.

Cash Provided by Financing Activities

For the nine months ended December 31, 2016 and for the period from October 9, 2015 (inception) to December 31, 2015, net cash provided by financing activities was $64,000 and $0 respectively. The cash provided by financing activities for the nine months ended December 31, 2016 were the proceeds from issuance of promissory note of $64,000.

Going Concern

For the nine months ended December 31, 2016, the Company had no revenues and incurred a net loss of $107,926, and used cash in operations of $188,077, and at December 31, 2016, the Company had a stockholders’ deficit of $12,687.  These matters raise substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes included in this report have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from the estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements included in this report:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include the accrual of potential liabilities and assumptions used in valuing share-based compensation. Actual results may differ from these estimates.

Software Development Costs

Costs related to internally developed software are expensed until technological feasibility has been achieved, after which the costs are capitalized.

Stock-Based Compensation

The Company periodically may grant shares of stock, stock options, or warrants to employees and non-employees in non-capital raising transactions as compensation for services rendered. The Company accounts for share-based grants to employees based on the authoritative guidance provided by the Financial Accounting Standards Board where the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for share-based grants to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is determined based upon the measurement date at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Where there are no future performance requirements by the non-employee, share-based grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

 Recently Issued Accounting Standards

See Footnote 1 of the condensed consolidated financial statements for a discussion of recently issued accounting standards.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

The above referenced issuances of the Company’s securities were not registered under the Securities Act of 1933, and we relied on exemptions pursuant to Regulation S promulgated under the Securities Act of 1933 for such issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-4(a) Certification of principal executive officer *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer *

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPQ HOLDINGS LIMITED
(Name of Registrant)

Date: April 3, 2017
	By:	/s/ Lim Wee Lee
	Title:	Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer)

Date: April 3, 2017

	By:	/s/ Liew Wan Kong Gordon
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)