Form 10-K
period 2017-03-31
NPQ Holdings Ltd
filed 2017-07-20
CIK 1659911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

155,560,000 common shares issued and outstanding as of July 20, 2017

NPQ Holdings Limited

FORM 10-K

For the Fiscal Year Ended March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “NPQ” are references to NPQ Holdings Limited., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States of America;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

NPQ Holdings Limited was incorporated in the State of Nevada on October 9, 2015. Our executive offices are located at 190 Toa Payoh Lorong 6 #02-514, Singapore 310190.

We are a development stage company with no earnings to date and operations and assets consistent with our development stage age, with a focus on early-stage business activities such as proof of concept, development, and promotion of enterprise mobile applications and mobile Point-Of-Sale technologies.

NPQ Holdings Limited is a company that operates through its wholly owned subsidiary, NPQ Global Limited, a Company organized in Anguilla under the International Business Companies Act, 2000. It should be noted that our wholly owned subsidiary, NPQ Global Limited owns 100% of NPQ (HK) Limited, a Hong Kong Company.

At this time we operate exclusively through our wholly owned subsidiary and share the same business plan of our subsidiary, which is the consultancy and development of enterprise mobile applications and mobile Point-Of-Sale system. NPQ Global Limited also shares the same business plan of NPQ Holdings Limited.

Our business and operations are focused on development of enterprise mobile applications and mobile point-of-sales systems. Our mission is to be the leading provider of cloud applications for businesses, by empowering partners with rewarding business opportunities and a passion to help businesses succeed.

Description of Business

Our activities have been limited to developing our business and financial plans. NPQ focuses on the development of solutions for two large industry segments below.

1. Enterprise Mobile Apps

NPQ focuses on development of solutions that integrate front-end mobile applications with back-end cloud-based enterprise software, enabling businesses to deliver complex business services to customers and facilitate complex workflow to support employees via mobile devices. Customers are better served while mobile workers are empowered to perform their work more effectively, through easy-to-use mobile applications with intuitive user interface that delivers the required services powered by cloud-based enterprise software.

2. Mobile Point-Of-Sale (mPOS) for Restaurants

Restaurants face challenges with managing resources, business costs, and manpower amidst keen competition. To sustain growth and profitability, many must leverage on technology and innovation to improve productivity, operational efficiency and appeal to affluent customers of today. Traditional POS systems consist of a basic computer, barcode scanner, receipt printer, cash drawer, and card reader for debit or credit transactions. A Mobile Point-Of-Sale (mPOS) is a smartphone, tablet or dedicated wireless device that performs the functions of a cash register or electronic point-of-sale terminal. mPOS systems are easier to use, more affordable, more versatile and can be linked up via tablet or smartphone with data synchronized in real-time to the cloud.

NPQ has completed the development of two products: SoLoMo App and NPQ Restaurant Management System. SoLoMo App is our enterprise mobile app development service while NPQ Restaurant Management System is a cloud-based mPOS solution for restaurants. We are pre-revenue and have fully functional products that are ready to go-to-market. Our development plan estimates six months to start generating revenue from these products. The development plan includes:

a. Acquiring paying clients for NPQ RMS and SoLoMo App at a discounted price for pilot trial

b. Deploying NPQ RMS and SoLoMo App for the pilot clients and ironing out any technical issues and bugs

c. Hiring and training sales and marketing team

NPQ will initially focus on the Singapore market. We are targeting the segment of smaller restaurants, who are likely to be using only a standalone POS system and can benefit the most from a fully integrated NPQ Restaurant Management System. NPQ intends to market its products through a team of authorized independent commission-based sales partners, as well as a full-time sales team. We plan to have 10 authorized sales partners and 5 full-time sales persons to cover Singapore and Malaysia markets.

Furthermore, the market for enterprise mobile apps and mobile point-of-sale is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do.

MARKETING STRATEGY

NPQ will initially focus on the Singapore market. In the survey “Services Survey Series 2014: Food and Beverage Services” published by the Department of Statistics Singapore on 26th Nov 2015, Singapore’s vibrant F&B industry comprised of about 6,860 establishments in 2014. Operating receipts in the F&B services industry rose 4.0% to $8,746 million in 2014. Value added generated by the F&B services industry amounted to $3,055 million in 2014, representing an increase of 3.1% compared to 2013. These figures indicate that F&B is not just an integral part of Singapore’s lifestyle, but is also an important contributor to the local economy.

There were 2,469 restaurants operating in Singapore at the end of 2014. Out of which, about 74.7% has revenue under $1 million. We are targeting this segment of about 1,844 smaller restaurants, who are likely to be using only standalone POS system and can benefit the most from a fully integrated NPQ Restaurant Management System.

NPQ intends to market its products through a team of authorized independent commission-based sales partners, as well as a full-time sales team. We plan to have 10 authorized sales partners and 5 full-time sales persons to cover Singapore and Malaysia markets Timeline to Initiate Operations.

Item 1A. Risk Factors

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

During the year ended March 31, 2017, the Company had no revenues and incurred a net loss of $175,539, and used cash in operations of $228,271, and as of March 31, 2017, the Company had a stockholders’ deficit of $80,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Description of Property

The Company’s executive office is located at 190 Toa Payoh Lorong 6 #02-514 Singapore 310190. The office space is provided rent free by the Company’s Director, Liew Siow Gian Patrick, and the rent is estimated to be minimal.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

We have issued 155,560,000 shares of our common stock since our inception on October 9, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of March 31, 2017, we have 96 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Vstock Transfer, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is +1 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2017 and 2016. We have not paid any cash dividends since October 9, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended March 31, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2017.

Other Stockholder Matters

During the year 2017, the Company had issued $64,000 convertible note with interest rate 1% per annum, due on December 31, 2017, which can be converted into 320,000 shares of common stock.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

NPQ Holdings Limited. (the “Company”) was incorporated on October 9, 2015 in the State of Nevada and established fiscal year end on March 31. We have recently started our operations. To the date March 31, 2017 our company possesses minimal assets, has generated no revenue from its business plan and has incurred losses since inception of $651,300.

Results of Operations

For the year ended March 31, 2017 and March 31, 2016

Revenue

We have not earned any revenues during both the year ended March 31, 2017 and March 31, 2016.

Operating expenses

Total operating expenses for the year ended March 31, 2017 and March 31, 2016, were $175,539 and $475,761 respectively. The major operating expenses included accounting fees, corporate advisory fees, software development cost for the year ended March 31, 2017 and 2016.

Net Loss

The net loss for the year ended March 31, 2017 and March 31, 2016 was $175,539 and $475,761 respectively.

Liquidity and Capital Resources and Cash Requirements

As of March 31, 2017, the Company had cash of $45,898 as compared to cash of $210,169 as of March 31, 2016. The Company had a negative working capital of $80,300 as March 31, 2017 when compared to positive working capital of $95,239 as of March 31, 2016.

During the year ended March 31, 2017, the Company used $228,271 of cash in operating activities due to its net loss.

During the year ended March 31, 2017 the Company generated $64,000 cash in financing activities as we issued a total of $64,000 of convertible notes due December 31, 2017.

Going concern

During the year ended March 31, 2017, the Company had no revenues and incurred a net loss of $175,539, and used cash in operations of $228,271, and as of March 31, 2017, the Company had a stockholders’ deficit of $80,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2017.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire one or more personnel for the function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018. Additionally, we plan to test our updated controls and remediate our deficiencies in mid-2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

LIM, Wee Lee	42	President, Treasurer, Chief Executive Officer, Secretary, and Director
LIEW, Wan Kong Gordon	67	Chief Financial Officer
LIEW, Siow Gian Patrick	61	Director

Lim Wee Lee, Chief Executive officer, President, Treasurer, Secretary and Director

Mr. Lim Wee Lee was graduated with a Master Degree in Computer Science from National University of Singapore. He founded NetProfitQuest Pte Ltd (NPQSG) to empower businesses to grow and succeed with enterprise apps in 2009. He has kept on developing and expanding NPQSG until January 15, 2016.

Mr. Lim also lectured on “Becoming An Entrepreneur” at Nanyang Polytechnic and was a Business Mentor helping start-up business at Singapore Management University.

Mr. Lim is a well sought after speaker in the area of digital marketing. He was an invited speaker at “Marketing in Social Age” hosted by Microsoft Singapore, “Social Media Marketing 2010” organized by Marcus Evans, “The Internet Show 2010/2011” organized by Terrapinn, “China Social Media Master Class” in Shanghai organized by Toplink Conference, “World Bloggers & Social Media Summit 2012”, “Mobile Marketing with Social Media Strategies” organized by Crown Leadership International Group, among many others, to share his experience and ideas with marketers and C-level executives. Mr. Lim developed the first “Certificate in Social Media Marketing” in Asia.

Mr. Lim’s experience, as well as his strong academic background and relationships with different clients and companies, has led the Board of Director to reach the conclusion that he should serve as a Director and Chief Executive Officer of the Company.

Liew Wan Kong Gordon, Chief Financial Officer

Mr. Liew became a member of Association of Chartered Certified Accountants UK (ACCA UK) and has become a fellow member of ACCA UK since 1984. Mr. Liew is a successful business leader with 30 years’ experience building start-up organizations and building market presence in highly competitive Asia Pacific Region’s multicultural environment.

He was an independent business consultant during January 2007 to March 2015. His major responsibilities are to advise on clients’ business operations and help with recruitment of channel partners to improve their market penetration, in order to broaden their network of business distribution network and their business sales turnover and bottom line profitability.

Since December 2015, Mr. Liew has become a Chief Financial Officer of NPQ Holdings Limited and been responsible for the accounting and financial fields of NPQ Holdings Limited.

Mr. Liew’s strong financial background and business experience as well as his qualification has led the Board of Director to reach the conclusion that he should serve as a Chief Financial Officer of the Company.

Liew Siow Gian Patrick, Director

Mr. Liew earned a BSc in Estate Management from Heriot Watt University, a Master of Science in global business and marketing from The City University of New York, an MBA from Henley Business School and a doctorate degree from the University of Southern California.

In 1992, He was a founder of Success Resources Global Limited, a large seminar organiser in the world and a major shareholder of a company which is listed on the Australia Stock Exchange.

From 1994 to May 2013, he was the chairman and CEO of HSR Global Limited, which provided comprehensive real estate services to the residential, commercial and industrial markets of local and overseas properties. During these years, Mr. Liew carried out business planning, team leading, campaigns organising, future forecasting, and performed the visions and missions of HSR Global Limited.

Since June 2013, Mr. Liew has started his managing partner role in Global Enterprise Exchange Pte Ltd, which is providing cutting-edge Real Estate training and consultancy. During these years, Mr. Liew carried out business planning, team leading, campaigns organising, future forecasting, and performed the visions and missions of Global Enterprise Exchange Pte Ltd.

In Singapore, he won the Entrepreneur of the Year Award for Social Contribution in 2008, the Asia Pacific Entrepreneurship Award in 2009, and the Global Leader Award in 2010.

Mr. Liew’s strong academic background and business experience as well as his qualification has led the Board of Director to reach the conclusion that he should serve as a Director of the Company.

Family Relationships

There are no family relationships between any of our directors or executive officers, except Mr. Liew Wan Kong Gordon and Mr. Liew Siow Gian are siblings.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1. Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on October 9, 2015 to March 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
LIM, Wee Lee President, Chief Executive Officer, Treasurer, Secretary and Director	2016 2017	0 0	0 0	0 0	0 0	0 0

LIEW, Wan Kong Gordon Chief Financial Officer	2016 2017	0 0	0 0	0 0	90,000 0	90,000 0

LIEW, Siow Gian Patrick Director	2016 2017	0 0	0 0	0 0	0 0	0 0

There are no current employment agreements between the company and its officers.

Mr. LIM and Mr. LIEW, Siow Gian Patrick have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of March 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

LIM, Wee Lee	-0-	-0-	-0-	-0-	-0-	-0-	-0-
LIEW, Wan Kong Gordon	-0-	-0-	-0-	-0-	-0-	-0-	-0-
LIEW, Siow Gian Patrick	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders	Amount and Nature of Shareholders Ownership (1)	Percent of Outstanding Shares of Common Stock (2)
LIM, Wee Lee	48,000,000	30.86%

LIEW, Wan Kong Gordon	1,000,000	0.64%

LIEW, Siow Gian Patrick	24,000,000	15.43%

SEE, Kok Chong	48,000,000	30.86%

Greenpro Venture Capital Limited (2)	30,000,000	19.28%

All of the officers and directors as a group (Three persons).	73,000,000	46.93%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 31, 2017, there were 201,965,520 shares of our common stock issued and outstanding.

(2) Greenpro Venture Capital Limited is an Anguilla company which is wholly owned by Greenpro Capital Corp., which is listed on OTCQB with trading symbol GRNQ.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended March 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended March 31, 2017 and 2016.

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$6,500	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$6,500	$10,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended March 31, 2017 and 2016, the financial statements of the Company and its subsidiaries were audited by Weld Asia Associate.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on October 9, 2015**

3.2	By-laws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

*Filed herewith

**As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-212517) on July 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPQ HOLDINGS LIMITED.

Date: July 20, 2017	By:	/s/ LIM WEE LEE
Lim Wee Lee Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LIM WEE LEE	Chief Executive Officer, President, Treasurer and Director
LIM Wee Lee	(Principal Executive Officer)	July 20, 2017

/s/ LIEW WAN KONG GORDON	Chief Financial Officer	July 20, 2017
Liew Siow Gian Gordon	(Principal Financial Officer and Principal Accounting Officer)

/s/ LIEW SIOW GIAN PATRICK	Director	July 20, 2017
Liew Siow Gian Patrick

NPQ HOLDINGS LIMITED Financial Statements For the Year Ended March 31, 2017 And For The Period From October 9, 2015 (Inception) to March 31, 2016

NPQ HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

NPQ Holdings Limited

Singapore

We have audited the accompanying consolidated balance sheets of NPQ Holdings Limited (the “Company”) as of March 31, 2017 and March 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for year ended March 31, 2017, and for the period from October 9, 2015 (Inception) to March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the NPQ Holdings Limited as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended March 31, 2017, and for the period from October 9, 2015 (Inception) to March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no recurring source of revenue and recorded a loss from operations and negative operating cash flows for the year ended March 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Weinberg & Company. P.A.

Los Angeles, California

July 20, 2017

NPQ HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2017	As of March 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,898	$210,169
TOTAL ASSETS	$45,898	$210,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,268	$37,500
Accounts payable – related party	30,000	31,500
Deposits payable	23,930	45,930
Convertible notes payable	64,000	-
TOTAL LIABILITIES	126,198	114,930

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – Par value $0.0001; Authorized: 200,000,000, None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 155,560,000 shares	15,556	15,556
Additional paid-in capital	555,444	555,444
Accumulated deficit	(651,300)	(475,761)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(80,300)	95,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,898	$210,169

See accompanying notes to the consolidated financial statements.

NPQ HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended March 31, 2017	For the period October 9, 2015 (inception) to March 31, 2016
REVENUE	$-	$-

OPERATING EXPENSES:
Software development	32,300	175,098
General and administrative expenses	33,339	938
Costs paid to related party	109,900	299,725
TOTAL OPERATING EXPENSES	175,539	475,761

NET LOSS	$(175,539)	$(475,761)

Net loss per share, basic and diluted:	$(0.000)	$(0.000)

Weighted average number of common shares outstanding, basic and diluted	155,560,000	153,084,828

See accompanying notes to the consolidated financial statements.

NPQ HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED MARCH 31, 2017,

AND FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY

Balance as of October 9, 2015 (inception)	-	$-	$-	$-	$-
Shares issued for founder’s shares	150,000,000	15,000	-	-	15,000
Shares issued for cash	5,560,000	556	303,444	-	304,000
Fair value of shares issued for services	-	-	252,000	-	252,000
Net loss	-	-	-	(475,761)	(475,761)
Balance as of March 31, 2016	155,560,000	15,556	555,444	(475,761)	95,239
Net loss	-	-	-	(175,539)	(175,539)
Balance as of March 31, 2017	155,560,000	$15,556	$555,444	$(651,300)	$(80,300)

See accompanying notes to the consolidated financial statements.

NPQ HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED MARCH 31, 2017 AND

FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended March 31, 2017	For the period October 9, 2015 (inception) to March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,539)	$(475,761)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of stock compensation to related parties	-	252,000
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(29,232)	37,500
Accounts payable – related party	(1,500)	31,500
Advances and deposits	(22,000)	45,930
Net cash flows used in operating activities	(228,271)	(108,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	64,000	-
Proceeds from sale of common stock	-	319,000
Net cash provided by financing activities	64,000	319,000

Net increase (decrease) in cash and cash equivalents	(164,271)	210,169
Cash and cash equivalents, beginning of period	210,169	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,898	$210,169

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

NPQ HOLDINGS LIMITED.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2017,

AND FOR THE PERIOD FROM OCTOBER 9, 2015 (INCEPTION) TO MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NPQ Holdings Limited (the “Company”) was incorporated on October 9, 2015 under the laws of the State of Nevada. The Company is in its development stage and will focus on early stage business activities such as proof of concept development, and promoting its new technology.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year 2017, the Company had no revenues and incurred a net loss of $175,539, and used cash in operations of $228,271, and as of March 31, 2017, the Company had a stockholders’ deficit of $80,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Significant estimates include the accrual of potential liabilities, the valuation allowance for deferred tax assets, and assumptions used in valuing share-based compensation. Actual results may differ from these estimates.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

For the year ended March 31, 2017, the dilutive impact of notes payable that are convertible into 320,000 shares of the Company’s common stock have been excluded because their impact on the loss per share is anti-dilutive. For the period October 9, 2015 (Inception) to March 31, 2016, the calculations of basic and diluted loss per share are the same because the Company did not have any potentially dilutive securities outstanding during the period.

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

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars, the functional currency of the Company. Capital accounts of foreign subsidiaries are translated into US Dollars from foreign currency at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate of the period. We currently do not engage in any currency hedging activities. For year 2017 and 2016, the period end and average period exchange rate for the Hong Kong Dollar/US Dollar has been 7.75.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.	DEPOSITS PAYABLE

At March 31, 2017 and 2016, the Company had deposits payable of $23,930 and $45,930, respectively. The deposits are primarily from individuals that may become investors in the Company’s convertible promissory notes or common stock. At March 31, 2017, these individuals had not entered into any agreements with the Company, including any convertible promissory note agreements or common stock purchase agreements.

3.	CONVERTIBLE NOTES PAYABLE

At March 31, 2017, the Company had $64,000 of convertible promissory notes payable due to 32 unrelated, non-affiliated individuals. The notes are convertible at the option of the note holders’ into 320,000 shares of the Company’s common stock at a conversion price of $0.20 per share, are unsecured, bear interest of 1% per annum, and mature on December 31, 2017. The Company determined there was no beneficial conversion features related to the issuance of any of the notes. At March 31, 2016, the Company did not have any convertible promissory notes payable.

4.	INCOME TAXES

The Company has not recorded a provision for U.S. federal income tax for the year ended March 31, 2017 and for the period from October 9, 2015 (inception) to March 31, 2016 primarily due to a net operating loss carry forward in the United States of America. At March 31, 2017 and 2016, the Company had net operating loss carry forwards in the United States of America of approximately $400,000 and $220,000, respectively, which begin to expire in 2037. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	March 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$136,000	$75,000
Share-based compensation	85,000	85,000
Less: Valuation allowance	(221,000)	(160,000)
Net deferred income tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	March 31,
	2017	2016
Federal Statutory tax rate	(34)%	(34)%
Valuation allowance	34%	34%
Effective tax rate	-%	-%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017, no liability for unrecognized tax benefits was required to be recorded. The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the year ended March 31, 2017 and the period from October 9, 2015 (inception) to March 31, 2016, the Company did not recognize any interest and penalties.

3.	STOCKHOLDERS’ EQUITY (DEFICIT)

Founders of the Company, including Mr. Lim Wee Lee, See Kok Chong, Liew Siow Gian Patrick and Greenpro Venture Capital Limited (see Note 4), purchased 48,000,000, 48,000,000, 24,000,000 & 30,000,000 shares of restricted common stock of the Company, respectively, for a total of $15,000.

On December 31, 2015, the Company issued 2,760,000 shares of restricted common stock at $0.10 per share to 48 investors for gross proceeds of $276,000.

On December 20, 2015, the Company issued our Chief Financial Officer 1,000,000 shares of restricted common stocks at $0.01 per share, and 1,800,000 shares of restricted stock to 15 individuals at $0.01 per share, for total proceeds $28,000. The Company determined that the 2,800,000 common shares sold to these individuals had a fair value of $280,000 at the date of issuance based on the cash sales price of other common shares sold to non-affiliated persons around the same date. As such, the Company recognized compensation costs of $252,000 on the issuance of these common shares.

4.	RELATED PARTY TRANSACTIONS

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 19% shareholder in the Company, and provides services to the Company.

During the year ended March 31, 2017, the Company agreed to pay Greenpro $105,000 upon the filing and effectiveness of a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to register shares of the Company’s common stock currently outstanding. The From S-1 was initially filed on July 14, 2016, and a subsequent amendment to the Form S-1 was declared effective February 13, 2017.

During the year ended March 31, 2017, the Company also incurred fees of $4,900 to Greenpro for the business licenses of NPQ Holdings Limited, NPQ Global Limited and NPQ (HK) Limited.

During the period from October 9, 2015 (Inception) to March 31, 2016, the Company incurred professional fees of $47,726 to Greenpro for advisory services.

During the period from October 9, 2015 (Inception) to March 31, 2016, the Company recorded $252,000 of stock compensation expense related to the sale of shares of common stock sold to an officer and other individuals at a price below market price.

